Form 10-Q
period 2026-04-30
Future Money Acquisition Corp
filed 2026-06-10
CIK 2099232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 001-43197

Future Money Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

475 Brannan St

San Francisco, CA 94107

(Address of principal executive offices)

+1 (647) 986-0980

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one right	FMACU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	FMAC	The Nasdaq Stock Market LLC
Rights, each right entitling the holder to receive one-fifth (1/5) of one ordinary share	FMACR	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 8, 2026, assuming all units have been separated, the registrant had 15,780,276 ordinary shares, $0.0001 par value per share, issued and outstanding.

FUTURE MONEY ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED APRIL 30, 2026

i

Part I. Financial Information

Item 1. Financial Statements

FUTURE MONEY ACQUISITION CORPORATION

CONDENSED BALANCE SHEET

	As of October 31, 2025	As of April 30, 2026
		(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$151,000
Prepaid expense	-	140,000
Amount due from sponsor	-	233,381
Deferred offering costs	40,000	-
Total Current Assets	40,000	524,381
Cash held in Trust Account	-	112,907,509
Total Assets	$40,000	$113,431,890

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Promissory note - related party	$64,487	$500
Accrued liabilities and other payables	-	13,494
Total Current Liabilities	64,487	13,994
Total Liabilities	$64,487	$13,994

Commitments and Contingencies
Ordinary shares subject to possible redemption, $0.0001 par value; 11,200,000 shares subject to possible redemption as of April 30, 2026	-	112,907,509

Shareholders’ Equity (Deficit)
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,362,069 and 4,694,069 shares issued and outstanding as of October 31, 2025 and April 30, 2026, respectively (1)	$436	$469
Additional paid-in capital	24,564	290,469
Share subscription receivable	(25,000)	-
Retained earnings/ (accumulated deficit)	(24,487)	219,449
Total Shareholders’ Equity (Deficit)	$(24,487)	$510,387
Total Liabilities and Shareholders’ Equity (Deficit)	$40,000	$113,431,890

1.	On March 30, 2026, the underwriter partially exercised their over-allotment option, resulting in 455,173 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUTURE MONEY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Period from September 29, 2025 (inception) through October 31, 2025	For the six months ended April 30, 2026	For the three months ended April 30, 2026
	(Audited)	(Unaudited)	(Unaudited)
Formation and general costs	$(24,487)	$(103,573)	$(57,401)
Total operating income/ (loss)	$(24,487)	$(103,573)	$(57,401)

Income earned on cash and investments held in Trust Account	-	347,509	347,509
Net income/ (loss)	$(24,487)	$243,936	$290,108

Basic and diluted weighted average ordinary shares outstanding, redeemable ordinary shares	-	1,918,232	3,901,124
Basic and diluted net income per ordinary share, redeemable ordinary shares	-	1.939	0.745

Basic and diluted weighted average ordinary shares outstanding, non-redeemable ordinary shares (1)	3,793,103	3,927,923	4,067,287
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	(0.007)	(0.885)	(0.643)

1.	On March 30, 2026, the underwriter partially exercised their over-allotment option, resulting in 455,173 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUTURE MONEY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Ordinary Shares		Additional paid-in	Share subscription	Retained earnings/ (accumulated	Total shareholders’
	No(1)	Amount	capital	receivable	deficit)	deficit
Balance as of September 29, 2025 (Inception)	-	$-	$-	$-	$-	$-
Ordinary shares issued to sponsor	4,362,069	436	24,564	(25,000)	-	-
Net loss	-	-		-	(24,487)	(24,487)
Balance as of October 31, 2025	4,362,069	$436	$24,564	$(25,000)	$(24,487)	$(24,487)
Net loss	-	-	-	-	(46,172)	(46,172)
Balance as of January 31, 2026	4,362,069	$436	$24,564	$(25,000)	$(70,659)	$(70,659)
Net income	-	-	-	-	290,108	290,108
Issuance of representative shares	28,000	3	(3)	-	-	-
Sales of private placement units	304,000	30	3,039,970	-	-	3,040,000
Issuance of public rights, net of issuance costs	-	-	2,643,203	-	-	2,643,203
Accretion of ordinary shares subject to redemption value	-	-	(5,417,265)	-	-	(5,417,265)
Collection of share capital receivable	-	-	-	25,000	-	25,000
Balance as of April 30, 2026	4,694,069	$469	$290,469	$-	$219,449	$510,387

1.	On March 30, 2026, the underwriter partially exercised their over-allotment option, resulting in 455,173 founder shares no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUTURE MONEY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the six months ended April 30, 2026
(Unaudited)
Cash Flows from Operating Activities:
Net income	$243,936
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative costs paid by sponsor	46,387
Interest income earned in cash and investments held in trust account	(347,509)
Changes in operating assets and liabilities
Prepaid expense	(140,000)
Accrued liabilities and other payables	13,494
Net cash used in operating activities	(183,692)

Cash flows from investing activities
Proceeds deposited in Trust Account	(112,560,000)
Net cash used in investing activities	(112,560,000)

Cash Flows from Financing Activities:
Proceeds from sponsor	2,258,000
Repayment to sponsor	(2,583,614)
Proceeds from promissory note – related party	590,000
Repayment to promissory note – related party	(599,500)
Loan to sponsor	(233,381)
Payment of offering costs	(1,601,813)
Proceeds from founder shares	25,000
Proceeds from public offering	112,000,000
Proceeds from private placements	3,040,000
Net cash provided by financing activities	112,894,692

Net Change in Cash	151,000
Cash at the beginning of the period	-
Cash at the end of the period	$151,000

Supplemental disclosure of non-cash activities
Accretion of ordinary shares subject to redemption value	$5,417,265
Deferred offering costs paid by sponsor	$224,739
Deferred offering costs offset against additional paid-in capital	$1,866,553

The accompanying notes are an integral part of the unaudited condensed financial statements.

FUTURE MONEY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 - Description of Organization and Business Operations

Future Money Acquisition Corporation (the “Company”) is a blank check company incorporated as a Cayman Islands exempted corporation on September 29, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company may pursue an initial business combination in the AI, Web3 or intelligent manufacturing industry.

As of April 30, 2026, the Company had not commenced any operations. All activity for the period from September 29, 2025 (inception) through March 30, 2026 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected October 31 as its fiscal year end. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

The Company’s sponsor is Future Wealth Capital Corp., a British Virgin Islands exempted company (the “sponsor”). On March 30, 2026, the Company consummated the Initial Public Offering of 11,200,000 units (the “Units” and, with respect to the ordinary shares included in the Units offered, the “Public Shares”), which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,200,000 Units, at $10.00 per Unit, generating gross proceeds of $112,000,000. Each Unit consists of one Public Share and one right (“Share Right”) to receive one fifth (1/5) of an ordinary share upon the consummation of an initial Business Combination (“Public Right”). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price. As of April 30, 2026, over-allotment option in the amount of 300,000 Units was not exercised (see Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 304,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, in a private placement to the sponsor, generating gross proceeds of $3,040,000. Each Private Placement Unit consists of one ordinary share (“Private Placement Share”) and one Right to receive one fifth (1/5) of an ordinary share upon the consummation of an initial Business Combination (“Private Placement Right”) (see Note 4).

Transaction costs amounted to $1,866,553, consisting of $1,400,000 of cash underwriting fee, and $466,553 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on March 30, 2026, an amount of $112,560,000 ($10.05 per Unit) from the net proceeds of the sale of the Units and the Private Placement Units was placed in the trust account (the “Trust Account”), with Equiniti Trust Company, LLC acting as trustee. The funds, initially to be held in cash, including demand deposit accounts at a bank, may only be invested in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that it might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act) instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to amounts withdrawn to pay taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Company’s Public Shares if the Company is unable to complete the initial Business Combination within fifteen months (or for a total of up to twenty-one months to complete a Business Combination, depending on the exercise of extension options) from the closing of the Initial Public Offering or by such earlier liquidation date as the Company’s board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders (excluding the sponsor, initial shareholders, officers and directors to the extent they acquire Public Shares) with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable, if any), divided by the number of then outstanding Public Shares, subject to the limitations. The initial amount in the Trust Account was $10.05 per Public Share.

The ordinary shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will constitute full and complete payment for the Public Shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the Company’s independent auditors), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.05 per public share and (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of taxes payable and up to US$100,000 of interest to pay dissolution expenses, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under the Company’s indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Company’s sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Company’s sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for the Company’s initial Business Combination and redemptions could be reduced to less than $10.05 per public share. In such event, the Company may not be able to complete its Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Going Concern Consideration

As of April 30, 2026, the Company had $151,000 of cash and a working capital of $510,387. The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 30, 2027 (unless the Company exercise extension options) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Completion Window. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statement. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Therefore, management has determined that such additional conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the Company’s inability to continue as a going concern.

Note 2 - Significant Accounting Policies

Basis of Presentation

The accompanying financial statement is presented in conformity with accounting principles generally accepted in the United States of America (the “U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of this financial statement in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Cash or cash equivalents were both $151,000 and nil as of April 30, 2026 and October 31, 2025.

Cash Held in Trust Account

The assets held in the Trust Account, amounting to $112,907,509 and nil, were held in cash as of April 30, 2026 and October 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist of underwriting, legal expense incurred for preparation of registration statements, financial advisor fees, registration fees and other expenses incurred through the balance sheet date that are directly related to the intended SPAC. These costs were deferred and capitalized in the balance sheet as deferred offering costs which will be recorded as a reduction of additional paid-in-capital upon the completion of the SPAC. If the SPAC is aborted, the deferred offering costs must be expensed immediately.

FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between ordinary shares and Rights, using the relative fair value basis to allocate Initial Public Offering proceeds. Offering costs allocated to the Public Shares were charged to temporary equity, and offering costs allocated to the Public Rights and the Private Placement Units were charged to shareholders’ equity as Public Rights and Private Placement Rights, after management’s evaluation, were accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, Fair Value Measurement (“ASC 820”), approximates the carrying amounts represented in the accompanying audited balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The Company’s financial instruments are classified as either Level 1, Level 2 or Level 3. These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Net Income Per Ordinary Share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 113,793 ordinary shares that are subject to forfeiture if the over-allotment option is not fully exercised by the underwriters (see Note 7). As of April 30, 2026, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statement of operations is based on the following:

	For the six months ended April 30, 2026	For the three months ended April 30, 2026
Net income	$243,936	$290,108
Less: Accretion of redeemable ordinary shares subject to redemption value	(5,417,265)	(5,417,265)
Net loss including accretion of redeemable ordinary shares to redemption value	$(5,173,329)	$(5,127,157)

The net income (loss) per share presented in the statement of operations is based on the following:

	For the six months ended April 30, 2026		For the three months ended April 30, 2026
	Non-redeemable shares	Redeemable shares	Non-redeemable shares	Redeemable shares
Numerators:
Allocation of net loss	$(3,475,864)	$(1,697,465)	$(2,617,036)	$(2,510,121)
Accretion of initial measurement of ordinary shares subject to redemption value	-	5,417,265	-	5,417,265
Allocation of net income (loss)	$(3,475,864)	$3,719,800	$(2,617,036)	$2,907,144
Denominators:
Weighted-average ordinary shares outstanding	3,927,923	1,918,232	4,067,287	3,901,124

Basic and diluted net income (loss) per share	$(0.885)	$1.939	$(0.643)	$0.745

Income taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of April 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The Company is considered to be a Cayman Islands business company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Share Rights

The Company accounted for the Public Share Rights and Private Placement Share Rights (as defined in Notes 3 and 4) issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the Rights under equity treatment at their fair values.

Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital. Accordingly, as of April 30, 2026, ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheet. As of April 30, 2026, the ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:

Gross Proceeds	$112,000,000
Less:
Proceeds allocated to public rights	(2,688,000)
Redeemable common stock issuance costs	(1,821,756)
Plus:
Accretion of carrying value to redemption value	5,417,265
Ordinary shares subject to possible redemption, April 30, 2026	$112,907,509

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on September 29, 2025, the date of its incorporation. See Note 9 for further information.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new guidance and does not expect it to have a significant impact on its financial statements.

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 - Initial Public Offering

In the Initial Public Offering on March 30, 2026, the Company sold 11,200,000 Units, which includes the partial exercise by the underwriters of their over-allotment option in the amount of 1,200,000 Units, at a price of $10.00 per Unit. Each Unit had a price of $10.00 and consists of one Public Share, and one Public Right to receive one fifth (1/5) of an ordinary share upon the consummation of an initial Business Combination.

The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price. As of April 30, 2026, over-allotment option in the amount of 300,000 Units was not exercised.

Transaction costs related to Initial Public Offering amounted to $1,866,553, consisting of $1,400,000 of cash underwriting fee, and $466,553 of other offering costs.

Note 4 - Private Placement

Simultaneously with the closing of the Initial Public Offering, the sponsor purchased an aggregate of 304,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement. Each Unit consists of one Private Placement Share and one Private Placement Right to receive one fifth (1/5) of one ordinary share upon the consummation of an initial Business Combination. The Private Placement Units are identical to the Units sold in the offering, except that (i) the Company may not redeem the ordinary shares underlying the units, and (ii) they may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until the completion of the Company’s initial Business Combination, and are entitled to registration rights.

If the Initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

There were no underwriting fees or commissions due with respect to the Private Placement.

Note 5 - Related Party Transactions

Founder Shares

On November 24, 2025 and March 13, 2026, an aggregate of 4,362,069 founder shares were issued to sponsor for an aggregate purchase price of $25,000, or approximately $0.0057 per share. The 4,362,069 founder shares held by shareholders include an aggregate of up to 568,966 shares subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part. As of April 30, 2026, the underwriters partially exercised their over-allotment option in the amount of 1,200,000 Units. As a result of the partial exercise of over-allotment option, 455,173 founder shares are no longer subject to forfeiture.

Promissory Note - Related Party

On October 2, 2025, the Company issued an unsecured promissory note to the sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $600,000, to be used for payment of costs related to the Offering. The promissory note is non-interest bearing, unsecured and due on the earlier of (i) December 31, 2026, (ii) the consummation of this offering or (iii) the abandonment of this offering. As of April 30, 2026 and October 31, 2025, the Company had $500 and $64,487 outstanding under the Note, which is now due on demand. Borrowings under the note are no longer available since Initial Public Offering.

Amounts due from Sponsor

Amounts due from sponsor represent the loan to the sponsor by the Company. As of April 30, 2026 and October 31, 2025, amounts due from sponsor amounted to $233,381 and nil, respectively.

Administrative Services Arrangement

Our sponsor has agreed that, commencing from the date that the Company’s securities are first listed on the Nasdaq Global Market through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the sponsor $10,000 per month for these services. The Company will use funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. For the six months ended April 30, 2026 and the three months ended April 30, 2026, recognized administrative support services expense amounted to $10,000 and $10,000, respectively.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the sponsor or an affiliate of the sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into private placement units of the post Business Combination entity at a price of $10.00 per unit at the option of the lender.

As of April 30, 2026 and October 31, 2025, no such Working Capital Loans were outstanding.

Note 6 - Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the recent escalation of conflict in the Middle East. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflict in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the conflict in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of the founder shares, private units (and underlying securities) and any units that may be issued upon conversion of the future working capital loans will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 Units to cover over-allotments, if any. As of April 30, 2026, the underwriters partially exercised their over-allotment option, purchasing 1,200,000 Units and the remaining unexercised balance was 300,000 Units.

The underwriters were entitled to a cash underwriting discount of 1.25% of the gross proceeds of the Initial Public Offering, or $1,400,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the Company issued 28,000 representative shares to D. Boral Capital LLC upon the closing of the Initial Public Offering in connection with the partial exercise of the over-allotment option. The Company has also agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act.

Representative Shares

Such representative shares were registered under the registration statement of which the Initial Public Offering forms a part. The representative has agreed not to transfer, assign or sell any such shares until 180 days immediately following the commencement of sales of the offering pursuant to FINRA Rule 5110(e)(1). In addition, the representative has agreed (i) to waive its redemption rights with respect to such shares in connection with the completion of the initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete its initial Business Combination within the period to consummate the initial Business Combination.

Right of First Refusal

Subject to certain conditions, the Company granted the Representative, for a period of 12 months after the date of the consummation of the initial Business Combination, a right of first refusal to act as sole investment banker, sole book runner, and/or sole placement agent, at the Representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings (including a forward purchase arrangement or similar type of equity line financing) for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the Initial Public Offering.

NOTE 7 - Shareholders’ Equity (Deficit)

Ordinary shares - The Company is authorized to issue a total of 500,000,000 ordinary shares at par value of $0.0001 each. As of April 30, 2026 and October 31, 2025, there were 4,694,069 and 4,362,069 shares issued and outstanding ordinary shares, excluding 11,200,000 shares subject to possible redemption.

Rights - Each holder of a right will receive one-fifth (1/5) ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis and each holder of a right will be required to affirmatively convert its rights in order to receive 1/5 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

Note 8 - Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Public Rights issued in the Initial Public Offering is $2,688,000, or $0.24 per Public Right. The Public Rights issued in the Initial Public Offering have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the level 3 valuation of the Public Rights issued in the Initial Public Offering:

Unit price	$10.00
Share rights fraction	1/5
Pre-adjusted value per right	$2.00
Market adjustment (1)	12%
Fair value per public right	$0.24

1.	Market adjustment reflects factors, which may include likelihood of Business Combination occurring, market perception of lack of available or suitable targets, or possible post-acquisition decline of stock price prior to beginning of the exercise period.

Note 9 - Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker has been identified as the Chief Executive Officer (“CODM”), who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For the six months ended April 30, 2026	For the three months ended April 30, 2026
	(Unaudited)	(Unaudited)
Formation, general and administrative costs	$(103,573)	$(57,401)

The key measures of segment profit or loss reviewed by the CODM are formation, general and administrative costs. Formation, general and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Completion Window. The CODM also reviews formation, general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 - Subsequent Events

The Company evaluated subsequent events through the date these unaudited condensed financial statements were available to be issued and, other than as described below, identified no events requiring adjustment or disclosure.

Subsequent to April 30, 2026, the underwriters' 45-day over-allotment option expired following its partial exercise as to 1,200,000 of the 1,500,000 Units. Accordingly, the 113,793 founder shares that remained subject to forfeiture as of April 30, 2026 were surrendered and forfeited, reducing founder shares outstanding to 4,248,276 (15,780,276 ordinary shares in total, assuming all Units separated). The forfeiture had no effect on the Company's financial position, results of operations, or net income per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recent Developments

On March 30, 2026, the Company consummated its Initial Public Offering of 11,200,000 Units, which includes 1,200,000 units issued pursuant to the underwriters’ partial exercise of the over-allotment option. The Units were sold at a price of $10.00 per Unit, generating gross proceeds of $112,000,000. Each Unit consists of one ordinary share and one right to receive one-fifth (1/5) of one ordinary share upon consummation of the Company’s initial business combination.

Simultaneously with the closing of the Initial Public Offering, the Company consummated a private placement with its sponsor of 304,000 private placement units (“Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating gross proceeds of $3,040,000.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 29, 2025 (inception) through October 31, 2025, were organizational activities and those necessary to consummate the Initial Public Offering, and subsequent to the Initial Public Offering, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination.

We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the six months ended April 30, 2026, we had a net income of $243,936, which consisted of operating costs of $103,573, and income earned on cash and investments held in Trust Account of $347,509.

Liquidity and Capital Resources

On March 30, 2026, we consummated our Initial Public Offering of 10,000,000 Units, at $10.00 per Unit. In connection with the closing of the Initial Public Offering, the underwriters partially exercised their over-allotment option to purchase 1,200,000 additional Units for an aggregate of 11,200,000 Units sold. The Units were sold at an offering price of $10.00 per Unit, generating total gross proceeds of $112,000,000. Simultaneously with the closing of our Initial Public Offering, we consummated the sale of 304,000 Private Placement Units at a price of $10.00 per Private Placement Unit in a private placement to the sponsor, generating total gross proceeds of $3,040,000.

Upon the closing of the Initial Public Offering and the private placement on March 30, 2026, a total of $112,560,000 from the net proceeds of the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) maintained by Equiniti Trust Company, LLC as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the net proceeds of the Initial Public Offering and the private placement, including the funds held in the Trust Account, in connection with our initial business combination. To the extent that our capital stock is used in whole or in part as consideration to effect our initial business combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial business combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of April 30, 2026, the Company had cash and cash equivalents outside the Trust Account of $151,000 and a working capital surplus of $510,387 Prior to the completion of the Initial Public Offering, the Company’s liquidity requirements were satisfied through a $25,000 payment from the sponsor for Founder Shares and unsecured promissory note loans provided by the sponsor. As of April 30, 2026, $500 was outstanding under the promissory note.

The Company has incurred and expects to continue to incur significant costs in pursuit of the consummation of an initial Business Combination. In addition, the Company currently has until June 30, 2027 (unless the Company exercises the extension options) to consummate the initial Business Combination. If the Company does not complete a Business Combination within the prescribed timeline, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has determined that it has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful within the Combination Period. The Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. Therefore, management has determined that these conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of April 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Promissory Note — Related Party

On October 2, 2025, the sponsor agreed to loan the Company up to $600,000 to be used, in part, for transaction costs incurred in connection with the initial public offering (the “Promissory Note”). As of April 30, 2026, the Company had an outstanding loan balance of $500 under the Promissory Note. The Promissory Note was unsecured, non-interest bearing. Borrowings under the Note are no longer available since Initial Public Offering.

Administrative Services Agreement

The Company entered into an Administrative Services Agreement with the sponsor on March 30, 2026, commencing on the effective date of the registration statement for the initial public offering and continuing through the earlier of the consummation of a business combination or the Company’s liquidation, pursuant to which the Company will pay the sponsor a total of $10,000 per month for office space and administrative and support services. For the six months ended April 30, 2026, administrative support services expense of $10,000 was recognized.

Underwriting Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,500,000 Units to cover over-allotments, if any. As of April 30, 2026, the underwriters partially exercised their over-allotment option, purchasing 1,200,000 Units and the remaining unexercised balance was 300,000 Units.

The underwriters were entitled to a cash underwriting discount of 1.25% of the gross proceeds of the Initial Public Offering, or $1,400,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. In addition, the Company issued 28,000 representative shares to D. Boral Capital LLC upon the closing of the Initial Public Offering in connection with the partial exercise of the over-allotment option. The Company has also agreed to indemnify the underwriters against specified liabilities, including liabilities under the Securities Act.

Right of First Refusal

Subject to certain conditions, the Company granted the Representative, for a period of 12 months after the date of the consummation of the initial Business Combination, a right of first refusal to act as sole investment banker, sole book runner, and/or sole placement agent, at the Representative’s sole discretion, for each and every future public and private equity and debt offering, including all equity linked financings (including a forward purchase arrangement or similar type of equity line financing) for the Company or any of its successors or subsidiaries. In accordance with FINRA Rule 5110(g)(6)(A), such right of first refusal shall not have a duration of more than three years from the commencement of sales of the Initial Public Offering.

Critical Accounting Policies and Estimates

The preparation of unaudited financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies and estimates.

Recent Accounting Standards

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the disclosure of additional segment information. ASU No. 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 on September 29, 2025, the date of its incorporation.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date (“ASU 2025-01”). ASU 2024-03 requires additional disclosure of the nature of expenses included in the income statement as well as disclosures about specific types of expenses included in the expense captions presented in the income statement. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact of the new guidance and does not expect it to have a significant impact on its financial statements.

Off-Balance Sheet Arrangements; Commitments and Contractual Obligations; Quarterly Results

As of April 30, 2026, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and except as disclosed above, we did not have any material commitments or contractual obligations as of April 30, 2026.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the report of the independent registered public accounting firm providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of the end of the quarter ended April 30, 2026, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of April 30, 2026, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Internal Controls

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived financially literate and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not party to any legal proceedings as of the filing date of this Quarterly Report.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering, dated March 26, 2026 and filed with the Securities Exchange Commission (the “SEC”) on March 27, 2026 (File No. 333-291996) (the “Prospectus”), and any additional filings made by the Company following such date. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Use of Proceeds

On November 24, 2025, our sponsor entered into a subscription agreement, as amended, with us to purchase 4,362,069 founder shares for an aggregate purchase price of $25,000, or approximately $0.0057 per share.

The registration statement for our Initial Public Offering was declared effective by the SEC on March 26, 2026. We completed our Initial Public Offering on March 30, 2026. In our Initial Public Offering, we sold 11,200,000 units at an offering price of $10.00, including units sold in connection with the partial exercise of the over-allotment option, generating gross proceeds of $112,000,000. Each Unit consisted of one ordinary share and one right. Each right entitles the holders thereof to receive one-fifth (1/5) of one ordinary share upon the consummation of the initial business combination.

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Units Purchase Agreement by and between the Company and our sponsor, Future Wealth Capital Corp., the Company completed the private sale of an aggregate of 304,000 units (the “Private Placement Units”) to the sponsor at a purchase price of $10.00 per Private Placement Unit, generating gross proceeds to the Company of $3,040,000.

Transaction costs related to our Initial Public Offering amounted to $1,866,553, consisting of $1,400,000 of underwriting fees, and $466,553 of other offering costs. A total of $112,560,000, from the proceeds of the Initial Public Offering and the Private Placement, was placed in a U.S.-based trust account, established by Equiniti Trust Company, LLC, acting as trustee. Except with respect to interest earned on the funds in the trust account that may be released to the Company to pay its taxes, the funds held in the trust account will not be released from the trust account until the earliest to occur of: (1) our completion of an initial business combination; (2) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if we extend the period of time to consummate a business combination) (the “Completion Window”) or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; and (3) the redemption of our public shares if we have not completed an initial business combination within the completion window, subject to applicable law. The proceeds deposited in the trust account could become subject to the claims of our creditors, if any, which could have priority over the claims of our public shareholders.

Net cash generated from the Initial Public Offering and private placement units and held outside of the trust used in operating activities was $331,427. As of April 30, 2026, the Company had working capital of $510,387.

Our management has broad discretion with respect to the specific application of the proceeds of the Initial Public Offering and the Private Placement that are held out of the Trust Account, although substantially all the net proceeds are intended to be applied generally towards consummating a business combination and working capital. Since our Initial Public Offering, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the Sponsor and other parties to fund our operations.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended April 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5-1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Inline XBRL for the cover page of this Quarterly Report on Form 10-Q, included in the Exhibit 101 Inline XBRL Document Set.

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUTURE MONEY ACQUISITION CORPORATION

Date: June 10, 2026		/s/ Siyu Li
	Name:	Siyu Li
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Date: June 10, 2026		/s/ Steven Markscheid
	Name:	Steven Markscheid
	Title:	Chief Financial Officer and Director (Principal Financial Officer)

